Form 10-K
period 1997-12-31
MORGAN J P COMM MORT FN COR COM MT PS THRU CERT SER 1996-C2
filed 1998-04-01
CIK 1059029

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------
                                    FORM 10-K

(Mark One)   |X| Annual Report pursuant to Section 13 or 15(d) of
                 the Securities and Exchange Act of 1934 for fiscal year ended December 31, 1997
                                       or
             |_| Transition Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act 1934
                 for the transaction period from __________to ___________

                       Commission File Number:  33-89374
                                              ----------------

                                ----------------
                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
   IN RESPECT OF COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-C2
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               13-3789046
----------------------------------------              -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

c/o State Street Bank and Trust Company
  Corporate Trust Department
     225 Franklin Street
         Boston, MA                                         02110
----------------------------------------              -------------------
(Address of Principal Executive Offices)                   Zip Code

                                 (617) 786-3000
              --------------------------------------------------
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes|_|      No|X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1998.

                               Not Applicable.

Number of shares of common stock outstanding as of March 27, 1998.

                               Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                     None.

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
          COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-C2
                                   FORM 10-K

                                     INDEX

                                                                          Page
                                                                          ----
PART I.

      Item 1.  Business..................................................    1
      Item 2.  Properties................................................    1
      Item 3.  Legal Proceedings.........................................    1
      Item 4.  Submission of Matters to a Vote of Security Holders.......    1

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters......................................    1
      Item 6.  Selected Financial Data...................................    1
      Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    1
      Item 8.  Financial Statements and Supplementary Data...............    2
      Item 9.  Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure......................    2

PART III.

      Item 10. Directors and Executive Officers of the Registrant........    2
      Item 11. Executive Compensation....................................    2
      Item 12. Security Ownership of Certain Beneficial Owners
                and Management ..........................................    2
      Item 13. Certain Relationships and Related Transactions............    2

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports
                on Form 8-K .............................................    2

      Supplemental Information to be Furnished with Reports Filed
       Pursuant to Section 15(d) of the Securities Exchange Act
       of 1934 of Registrants Which Have Not Registered Securities
       Pursuant to Section 12 of such Act. ..............................    3

SIGNATURES...............................................................    4

INDEX OF EXHIBITS.........................................................   5

                                    PART I

Item 1. Business

Not Applicable.(1)

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the pool (the ("Pool") of Mortgage Loans constituting the property of the Trust (the "Trust") created under the Pooling and Servicing Agreement dated as of January 1, 1996 (the "Pooling Agreement") among J.P. Morgan Commercial Mortgage Finance Corp., as depositor (the "Registrant"), Banc One Management and Consulting Corporation, as master servicer and special servicer (the "Master Servicer"), AMRESCO Management, Inc., as special servicer (the "Special Servicer") and State Street Bank and Trust Company, as trustee (the "Trustee") pursuant to which the Certificates were issued or (ii) with respect to the Certificates or the Pool, the Registrant, the Master Servicer, the Special Servicer, or the Trustee with respect to the Pool other than ordinary routine litigation, if any, incidental to the Trustee's, the Master Servicer's, the Special Servicer's or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1997 there are an aggregate of 12 holders of record of all Classes of the Certificates.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

--------
      (1) As used herein, "Not Applicable" means that the response to the referenced item is omitted pursuant to a request filed with the Securities and Exchange Commission (the "Commission") for an exemption for the registrant pursuant to Section 12(h) of the Securities Exchange Act of 1934 or is omitted in reliance on the procedures outlined in numerous no-action letters already issued by the Commission's Staff with respect to substantially similar trusts.

Item 8. Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Pool or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

                                   PART  III

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item with respect to the security ownership of certain owners of the Certificates is annexed hereto as Exhibit 99.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) Financial Statements

        (i) The Statement of Compliance delivered by GMAC Commercial Mortgage Corporation as servicer under that certain servicing agreement relating to the Trust is annexed hereto as Exhibit 14(a)(1)(i).

        (ii) The Annual Servicing Report of an independent public accountant, if any, required to be delivered pursuant to the Pooling Agreement and related servicing agreement, is not currently available and will be subsequently filed on a Report on Form 8-K.

        (a)(2) Financial Statement Schedules

        Not Applicable.

        (a)(3) Exhibits

        Not Applicable.

        Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

            4. Pooling and Servicing Agreement dated as of January 1, 1996, by and among J.P. Morgan Commercial Mortgage Finance Corp., as depositor, Banc One Management and Consulting Corporation as master servicer and special servicer, AMRESCO Management, Inc., as special servicer, and State Street Bank and Trust Company, as trustee.

            99*   Security Ownership of Certain Owners and Management.

        (b) It has come to the attention of the undersigned that reports on Form 8-K prepared by the undersigned for filing with the Commission during the last quarter of the period covered by this report and believed to have been so filed may not have been effectively filed on Edgar. The Registrant intends to file all such reports with the Commission as promptly as reasonably practicable.

        ------------------
*  Filed herewith

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              J.P. MORGAN COMMERCIAL MORTGAGE
                              FINANCE CORP., IN RESPECT OF COMMERCIAL
                              MORTGAGE PASS-THROUGH CERTIFICATES
                              SERIES 1996-C2 (Registrant)


Dated:  March 30, 1998        By:   State Street Bank and Trust Company,
                                    solely in its capacity as Trustee of the
                                    Trust for the Registrant's Commercial
                                    Mortgage Pass-Through Certificates, Series
                                    1996-C2 and not individually


                              By: /S/ William G. Swan
                                  ----------------------------------------------
                                   William G. Swan, Vice President

                               INDEX OF EXHIBITS


14(a)(1)(i)       Statement of Compliance delivered by GMAC Commercial Mortgage
                  Corporation, as servicer.


99 Security Ownership of Certain Registered Owners, as of December 31, 1997 (with original principal balances).