Form 10-K
period 1998-12-31
MORGAN J P COMM MORT FN COR COM MT PS THRU CERT SER 1996-C2
filed 1999-04-14
CIK 1059029

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------
                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1998
                                       or
              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                       Commission File Number:  33-89374

                                    ---------
                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
   In Respect OF COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-C2
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    13-3789046
    ---------------------------------                    -------------------
       (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

              60 Wall Street
            New York, New York                                  10260
 ----------------------------------------                     --------
 (Address of Principal Executive Offices)                     Zip Code

                                 (212) 648-3636
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                               Yes|_|      N0|X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999.

                                 Not Applicable.

Number of shares of common stock outstanding as of January 31, 1999.

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

                                      None.

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
          COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-C2
                                    FORM 10-K

                                     INDEX

                                                                          Page
                                                                          ----
PART I.

      Item 1.  Business..................................................    4
      Item 2.  Properties................................................    4
      Item 3.  Legal Proceedings.........................................    4
      Item 4.  Submission of Matters to a Vote of Security Holders.......    5

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters.....................................    5
      Item 6.  Selected Financial Data...................................    5
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................    5
      Item 8.  Financial Statements and Supplementary Data...............    5
      Item 9.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.....................    5

PART III.

      Item 10. Directors and Executive Officers of the Registrant........    5
      Item 11. Executive Compensation....................................    5
      Item 12. Security Ownership of Certain Beneficial Owners and
                 Management..............................................    5
      Item 13. Certain Relationships and Related Transactions............    5

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K.............................................    6

      Supplemental Information to be Furnished with Reports Filed
        Pursuant to Section 15(d) of the Securities Exchange Act of
        1934 of Registrants Which Have Not Registered Securities
        Pursuant to Section 12 of such Act...............................    7

SIGNATURES...............................................................    7

INDEX OF EXHIBITS.........................................................   8

                                    PART I

Item 1. Business

The Annual Report on Form 10-K is being filed on behalf of J.P. Morgan Commercial Mortgage Finance Corp. (the "Registrant") with respect to its Mortgage Pass-Through Certificates, Series 1996-C2 (the "Certificates") by State Street Bank and Trust Company, solely in its capacity as trustee under the Pooling and Servicing Agreement dated as of January 1, 1996 (the "Pooling Agreement") among J.P. Morgan Commercial Mortgage Finance Corp., as depositor (the "Registrant"), Banc One Mortgage Capital Markets, LLC, successor to Banc One Management and Consulting Corporation, as master servicer and special servicer (the "Master Servicer"), AMRESCO Management, Inc., as special servicer (the "Special Servicer") and State Street Bank and Trust Company, as trustee (the "Trustee"). Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement. The Certificates have been and are sometimes identified as the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1996-C2.

The information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund. As used in this Annual Report on Form 10-K, "omitted" means that the response to the referred item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar trust or certificates.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loan, has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.

The Annual Statement as to Compliance of Banc One Mortgage Capital Markets, LLC as master servicer and special servicer under that certain servicing agreement relating to the Trust is annexed hereto as Exhibit 14(a)(1)(i) and Exhibit 14(a)(1)(ii), respectively. The Annual Statement as to Compliance of the Special Servicer is annexed hereto as Exhibit 14(a)(1)(iv). The Independent Accountant's Report of PricewaterhouseCoopers LLP, an independent public accountant, relating to master servicing and special servicing by Banc One Mortgage Capital markets, LLC, required to be delivered to the Trustee is annexed hereto as Exhibit 14(a)(1)(iii). The Annual Servicing Report of an independent public accountant relating to the Special Servicer is annexed hereto as Exhibit 14(a)(1)(v).

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, the Special Servicer, or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the Master Servicer's, the Special Servicer or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998 there are an aggregate of four (4) holders of all Classes of the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1996-C2.

Item 6. Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Pool or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item with respect to the security ownership of certain owners of the Certificates is annexed hereto as Exhibit 99.1.

Item 13. Certain Relationships and Related Transactions

Omitted.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

         (i) The Statement as to Compliance of Banc One Mortgage Capital Markets, LLC as master servicer and special servicer is annexed hereto as Exhibit 14(a)(1)(i) and (ii) respectively.

         (ii) The Independent Accountant's Report of PricewaterhouseCoopers LLC, an independent accountant with respect to master servicing and special servicing by Banc One Mortgage Capital Markets, LLC is annexed hereto as Exhibit 14(a)(1)(iii).

         (iii) The Statement as to Compliance of AMRESCO Management, Inc., the special servicer, with respect to its compliance with certain minimum servicing standards is annexed hereto as Exhibit 14(a)(1)(iv).

         (iv) The Independent Accountant's Report of Deloitte & Touche LLP, an independent public accountant, with respect to special servicing by AMRESCO Management, Inc. is annexed hereto as Exhibit 14(a)(1)(v).

         (a)(2) Financial Statement Schedules

         Omitted.

         (a)(3) Exhibits

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

             99.1* Security Ownership of Certain Owners and Management.

         (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

             Report on Form 8-K dated October 13, 1998, reporting items 5 and 7.

             Report on Form 8-K dated November 2, 1998, reporting items 5 and 7.

             Report on Form 8-K dated December 7, 1998, reporting items 5 and 7.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report of proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      J.P. MORGAN COMMERCIAL MORTGAGE
                                      FINANCE CORP. (IN RESPECT OF ITS MORTGAGE
                                      PASS-THROUGH CERTIFICATES SERIES 1996-C2 a/k/a COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES SERIES 1996-C2 (Registrant))

Dated:  April 14, 1998                By:   State Street Bank and Trust Company,
                                            solely in its capacity as Trustee of
                                            the Trust for the Registrant's
                                            Mortgage Pass-Through Certificates,
                                            Series 1996-C2 and not individually


                                      By: /s/ David Shepherd
                                         ---------------------------------------
                                         David Shepherd, Assistant Secretary

                                INDEX OF EXHIBITS

Exhibit No.    Description
-----------    -----------

14(a)(1)(i)    Statement of Compliance by Banc One Capital Markets, LLC as
               master servicer

14(a)(1)(ii)   Statement of Compliance by Banc One Capital Markets, LLC as
               special servicer

14(a)(1)(iii)  Independent Accountant's Report of PricewaterhouseCoopers, LLP,
               an independent public accountant with respect to master servicing and special servicing by Banc One Capital Mortgage Markets, LLC.

14(a)(1)(iv)   Statement of Compliance by AMRESCO Services, L.P.

14(a)(1)(v)    Independent Accountant's Report of Deloitte & Touche LLP, an
               independent public accountant with respect to special servicing by AMRESCO Management, Inc.

99.1 Security Ownership of Certain Registered Owners, as of December 31, 1998 (with original principal balances).